Form 10-K/A
period 2003-12-31
BANK OF AMERICA MORT SEC INC MORT PASS THR CERT SER 1999-2
filed 2004-04-09
CIK 1082514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K/A


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

         Not applicable.


                                Explanatory Note

This Amendment to the Registrant's Annual Report on Form 10-K is being filed to correct an incorrect Exhibit 99.2 (Annual Statement as to compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003).


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

  Dated: March 31, 2004

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